Form 10-Q
period 1996-03-31
NAFCO AUTO FUNDING L P
filed 1996-05-15
CIK 895656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from

     Commission file number 33-56618

                            NAFCO Auto Funding, L.P.
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3738983
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

 51 Madison Avenue, New York, New York                     10010
 -------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 576-7309

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I       Financial Information

Item 1.      Financial Statements                                          3
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations Properties                3

Part II      Other Information

Item 1.      Legal Proceedings                                             4
Item 2.      Changes in Securities                                         4
Item 3.      Defaults Upon Senior Securities                               4
Item 4.      Submission of Matters to a Vote of Security Holders           4
Item 5.      Other Information                                             4
Item 6.      Exhibits and Reports on Form 8-K                              4-5

Signatures                                                                 6

                                     PART I

Item 1.   Financial Statements

Not applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

                                     PART II

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

None.

Item 3.   Defaults on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated February 20, 1996 for the Due Period beginning on November 1, 1995 and ending on January 31, 1996, (ii) Servicer Report for the period beginning February 1, 1996 and ending on February 29, 1996 (iii) Servicer Report for the period beginning March 1, 1996 and ending on March 31, 1996.

          (99.2) Trust - 2

          Master Administrator Report dated February 20, 1996 for the Due Period beginning on January 1, 1996 and ending on January 31, 1996, (ii) March 20, 1996 for the due period beginning on February 1, 1996 and ending on February 29, 1996, (iii) April 22, 1996 for the Due Period beginning on March 1, 1996 and ending on March 31, 1996.

          (99.3) Trust - 3

          Master Administrator Report dated February 20, 1996 for the Due Period beginning on January 1, 1996 and ending on January 31, 1996, (ii) March 20, 1996 for the due period beginning on February 1, 1996 and ending on February 29, 1996, (iii) April 22, 1996 for the Due Period beginning on March 1, 1996 and ending on March 31, 1996.


(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 1996.




                            NAFCO Auto Funding, L.P.

                            By:    NYLIFE Depositary Corporation
                                   General Partner

                                   By:  /s/ Michael J. Nocera
                                        -----------------------------------
                                                Michael J. Nocera
                                           (Principal Executive Officer)


                                   By:  /s/ Kevin M. Micucci
                                        -----------------------------------
                                                 Kevin M. Micucci
                                             (Principal Financial and
                                              Accounting Officer)

                            INDEX TO EXHIBITS



Exhibit No.                Description                            Page #

99.1                       Master Administrator Reports
                           for Trust - 1
                           Servicer Reports February, March
                           1996
99.2                       Master Administrator Reports
                           for Trust - 2
99.3                       Master Administrator Reports
                           for Trust - 3