Form 10-Q
period 1996-06-30
NAFCO AUTO FUNDING L P
filed 1996-08-14
CIK 895656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

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


Item 5.   Other Information

          None.

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

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated May 20, 1996 for the Due Period beginning on February 1, 1995 and ending on April 30, 1996, (ii) Servicer Report for the period beginning May 1, 1996 and ending on May 31, 1996 (iii) Servicer Report for the period beginning June 1, 1996 and ending on June 30, 1996.

          (99.2) Trust - 2

          Master Administrator Report dated May 20, 1996 for the Due Period beginning on April 1, 1996 and ending on April 30, 1996, (ii) June 20, 1996 for the due period beginning on May 1, 1996 and ending on May 31, 1996, (iii) July 22, 1996 for the Due Period beginning on June 1, 1996 and ending on June 30, 1996.

          (99.3) Trust - 3

          Master Administrator Report dated May 20, 1996 for the Due Period beginning on April 1, 1996 and ending on April 30, 1996, (ii) June 20, 1996 for the due period beginning on May 1, 1996 and ending on May 31, 1996, (iii) July 22, 1996 for the Due Period beginning on June 1, 1996 and ending on June 30, 1996.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized on August   , 1996.
                                                ---



                            NAFCO Auto Funding, L.P., on behalf of
                            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3

                            By:    NYLIFE Depositary Corporation
                                   General Partner

                                   By:  /s/ Kevin M. Micucci
                                        -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                            INDEX TO EXHIBITS



Exhibit No.                Description                            Page #

99.1                       Master Administrator Reports            8-31
                           for Trust - 1
                           Servicer Reports February, March
                           1996
99.2                       Master Administrator Reports           32-67
                           for Trust - 2
99.3                       Master Administrator Reports           68-103
                           for Trust - 3