Form 10-Q
period 1996-09-30
AUTO FUNDING II L P
filed 1996-11-14
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from

     Commission file number
                            ---------------------

           NAFCO Auto Trust-1, NAFCO Auto Trust-2, NAFCO Auto Trust-3
                            Auto Funding II, L.P., as Seller
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-908584
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                    Identification No.)

 51 Madison Avenue, New York, New York                     10010
 -------------------------------------                     -----
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.


Item 5.   Other Information

          On August 15, 1996, in accordance with the provisions of Section
6.03 of the Pooling and Servicing Agreements with respect to the NAFCO Auto Trusts, NAFCO Auto Funding, L.P. transferred the Seller Certificates relating to the NAFCO Auto Trusts to Auto Funding II, L.P., another indirect, wholly-owned subsidiary of New York Life Insurance Company. The sole general partner and the sole limited partner of Auto Funding II, L.P. are NYLIFE Depositary Corporation and NYLIFE SFD Holding Inc. (formerly NAFCO Inc.). In connection therewith NYLIFE SFD Holding Inc. (formerly NAFCO Inc.), as Master Administrator of the NAFCO Trusts agreed to prepare and file the periodic reports required to be filed relating to NAFCO Auto Trust-1, NAFCO Auto Trust-2 and NAFCO Auto Trust-3.

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

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated August 20, 1996 for the Due Period beginning on May 1, 1996 and ending on July 31, 1996, (ii)
          Servicer Report for the period beginning August 1, 1996 and ending on August 31, 1996 (iii) Servicer Report for the period beginning September 1, 1996 and ending on September 30, 1996.

          (99.2) Trust - 2

          Master Administrator Report dated August 20, 1996 for the Due Period beginning on July 1, 1996 and ending on July 31, 1996, (ii)
          September 20, 1996 for the Due period beginning on August 1, 1996 and ending on August 31, 1996, (iii) October 21, 1996 for the Due Period beginning on September 1, 1996 and ending on September 30, 1996.

          (99.3) Trust - 3

          Master Administrator Report dated August 20, 1996 for the Due Period beginning on July 1, 1996 and ending on July 31, 1996, (ii)
          September 20, 1996 for the Due Period beginning on August 1, 1996 and ending on August 31, 1996, (iii) October 21, 1996 for the Due Period beginning on September 1, 1996 and ending on September 30, 1996.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1996.



                            NYLIFE SFD Holding Inc. as Master Administrator for NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


                                   By:  /s/ Kevin M. Micucci
                                        -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                            INDEX TO EXHIBITS



Exhibit No.                Description                            Page #

99.1                       Master Administrator Reports            8-31
                           for Trust - 1
                           Master Administrator Report dated
                           August 20, 1996 for the Due Period
                           beginning on May 1, 1996 and ending
                           July 31, 1996, (ii) Servicer Report
                           for the period beginning August 1, 1996
                           and ending on August 31, 1996 (iii)
                           Servicer Report for the period beginning
                           September 1, 1996 and ending on
                           September 30, 1996.

99.2                       Master Administrator Reports           32-67
                           for Trust - 2
                           Master Administrator Report dated
                           August 20, 1996 for the Due Period
                           beginning on July 1, 1996 and ending
                           on July 31, 1996, (ii) September 20,
                           1996 for the Due Period beginning on
                           August 1, 1996 and ending on August 31,
                           1996, (iii) October 21, 1996 for the
                           Due Period beginning on September 1, 1996 and ending on September 30, 1996.

99.3                       Master Administrator Reports           68-103
                           for Trust - 3
                           Master Administrator Report dated
                           August 20, 1996 for the Due Period
                           beginning on July 1, 1996 and ending
                           on July 31, 1996, (ii) September 20,
                           1996 for the Due Period beginning on
                           August 1, 1996 and ending on August 31,
                           1996, (iii) October 21, 1996 for the Due
                           Period beginning on September 1, 1996
                           and ending on September 30, 1996.