Form 10-K405
period 1996-12-31
AUTO FUNDING II L P
filed 1997-03-31
CIK 895656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1996

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number 33-56618

               NYLIFE SFD Holding Inc. as Master Administrator for
         NAFCO Auto Trust-1, NAFCO Auto Trust-2, and NAFCO Auto Trust-3
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3475905
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                             Identification No.)

  51 Madison Avenue, New York, New York                             10010
  -------------------------------------                             -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (212) 576-6456

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes |X|             No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

                                     PART I

Item 1. Business

     As of December 31, 1996, NAFCO Auto Funding L.P. (The "Partnership") was the originator of three Auto Loan Trusts (the "Trusts") which had issued publicly registered securities. The Registrant for each of these trusts was, respectively, NAFCO Auto Trust-1, NAFCO Auto Trust- 2 and NAFCO Auto Trust-3. NAFCO Auto Trust-1 was formed pursuant to an Amended and Restated Pooling and Servicing Agreement dated August 1, 1994. NAFCO Auto Trust-2 was formed pursuant to an Amended and Restated Pooling and Servicing Agreement dated June 1, 1995. NAFCO Auto Trust-3 was formed pursuant to Amended and Restated Pooling and Servicing Agreement dated October 1, 1995. On August 16, 1996, the partners of the Partnership sold their partnership interests in the Partnership. Following the sale, NYLIFE SFD Holding Inc. as the Master Administrator for each of the Trusts (in such capacity, the "Master Administrator"), assumed responsibility for filing all reports pursuant to the Securities and Exchange Act of 1934 and accordingly is filing this report on behalf of each of the trusts.

     The assets of each of the Trusts consists of consumer automobile loans and certain other rights and properties pertaining thereto, all as more fully described in the Registration Statements with respect to such Trusts. The Trusts do not engage in any business except as may be incidental to management of their assets.

     NYLIFE SFD Holding Inc. is currently discussing certain aspects of the servicing of the auto loans with Electronic Data Systems Corporation, the servicer, in order to improve and maintain servicing functions. No determination has been made that an Event of Servicer Termination, as that term is defined in the Pooling and Servicing Agreements, has occurred, and it is anticipated that any necessary improvements will be effected.


Item 2. Properties

         None.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.


(b)  Reports on Form 8-K

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Not Applicable.

Item 6. Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.

Item 8. Financial Statements and Supplemental Data.

         Not Applicable.

Item 9. Change in and Disagreements an Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors and Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         None.

Item 13. Certain Relationships and Related Transactions

         Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          1. Financial Statements - None.

          2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

          3. Trustee's Reports.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NAFCO AUTO TRUST-1

                                   By:  NYLIFE SFD Holding Inc.

                                   By: /s/ Kevin M. Micucci
                                       ---------------------------
                                   Name: Kevin M. Micucci
                                   Title:President and Director of
                                         NYLIFE SFD Holding Inc.
                                   Date: March 31, 1997

                                   NAFCO AUTO TRUST-2

                                   By: NYLIFE SFD Holding Inc.

                                   By:    /s/Kevin M. Micucci
                                          -------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 31, 1997


                                   NAFCO AUTO TRUST-3

                                   By: NYLIFE SFD Holding Inc.

                                   By:    /s/Kevin M. Micucci
                                          -------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 31, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant by the appropriate officers and directors of the Master Administrator and in the capacities and on the dates indicated.


Signature                             Title                                        Date
---------                             -----                                        ----
                              President and Director of
/s/ Kevin M. Micucci          NYLIFE SFD Holding Inc.                           March 31, 1997
--------------------
Kevin M. Micucci

/s/ Jay S. Calhoun            Vice President and Treasurer of                   March 31, 1997
------------------               NYLIFE SFD Holding Inc.
Jay S. Calhoun

/s/ Jefferson C. Boyce        Director of NYLIFE SFD Holding Inc.               March 31, 1997
----------------------
Jefferson C. Boyce

/s/ Scott J. Drath            Vice President and Controller of Finance          March 31, 1997
------------------               and  Director of NYLIFE SFD Holding Inc.
Scott J. Drath
                              Vice President of Adminstration and
/s/ Robert Ziegler            Secretary of NYLIFE SFD Holding Inc.              March 31, 1997
------------------
Robert Ziegler
                              Vice President of Investment and
/s/Jean E. Hoystadt           Director of NYLIFE SFD Holding Inc.               March 31, 1997
-------------------
Jean E. Hoystadt

/s/ Richard W. Zuccaro        Vice President of NYLIFE SFD Holding Inc.         March 31, 1997
----------------------
Richard W. Zuccaro

                               INDEX TO EXHIBITS

Exhibit No.                  Description

99.1        Trust - 1
            Master Administrator Report dated November 20, 1996 for the Due Period beginning August 1, 1996 and ending October 31, 1996, (ii) Servicer Report for the period beginning November 1, 1996 through November 30, 1996, (iii) Servicer Report for the period beginning December 1, 1996 through December 31, 1996.

99.2        Trust - 2
            Master Administrator Report dated November 20, 1996 for the Due Period beginning October 1, 1996 and ending October 31, 1996, (ii) Master Administrator Report dated December 20, 1996 for the Due Period beginning November 1, 1996 through November 30, 1996, (iii) Master Administrator Report dated January 21, 1997 for the Due Period beginning December 1, 1996 through December 31, 1996.

99.3        Trust - 3
            Master Administrator Report dated November 20, 1996 for the Due Period beginning October 1, 1996 and ending October 31, 1996, (ii) Master Administrator Report dated December 20, 1996 for the Due Period beginning November 1, 1996 through November 30, 1996, (iii) Master Administrator Report dated January 21, 1997 for the Due Period beginning December 1, 1996 through December 31, 1996.