Form 10-Q
period 1997-06-30
AUTO FUNDING II L P
filed 1997-07-29
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

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

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated May 20, 1997 for the Due Period beginning on February 1, 1997 and ending on April 30, 1997, (ii) Servicer Report for the period beginning May 1, 1997 and ending on May 31, 1997 (iii) Servicer Report for the period beginning June 1, 1997 and ending on June 30, 1997.

          (99.2) Trust - 2

          Master Administrator Reports dated (i) May 20, 1997 for the Due Period beginning on April 1, 1997 and ending on April 30, 1997,
          (ii) June 20, 1997 for the Due period beginning on May 1, 1997 and ending on May 31, 1997, (iii) July 21, 1997 for the Due Period beginning on June 1, 1997 and ending on June 30, 1997.

          (99.3) Trust - 3

          Master Administrator Reports dated (i) May 20, 1997 for the Due Period beginning on April 1, 1997 and ending on April 30, 1997,
          (ii) June 20, 1997 for the Due Period beginning on May 1, 1997 and ending on May 31, 1997, (iii) July 21, 1997 for the Due Period beginning on June 1, 1997 and ending on June 30, 1997.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 1997.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


                            By:  NYLIFE Depositary Corporation
                                 General Partner

                                 By:  /s/ Kevin M. Micucci
                                      -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                                INDEX TO EXHIBITS

Exhibit No.                Description                                    Page #

99.1                       Master Administrator Reports                    8-31
                           for Trust - 1
                           Servicer Reports May, June
                           1997
99.2                       Master Administrator Reports                   32-67
                           for Trust - 2
99.3                       Master Administrator Reports                   68-103
                           for Trust - 3