Form 10-Q
period 1997-09-30
AUTO FUNDING II L P
filed 1997-11-14
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

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

                           Yes [X]            No [ ]

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I       Financial Information

Item 1.      Financial Statements                                          3
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations Properties                3
Item 3.      Quantitative and Qualitative Disclosures About Market Risk    3

Part II      Other Information

Item 1.      Legal Proceedings                                             4
Item 2.      Changes in Securities                                         4
Item 3.      Defaults Upon Senior Securities                               4
Item 4.      Submission of Matters to a Vote of Security Holders           4
Item 5.      Other Information                                             4
Item 6.      Exhibits and Reports on Form 8-K                              4-5

Signatures                                                                 6

                                     PART I

Item 1.   Financial Statements

Not applicable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                                     PART II

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities

None.

Item 3.   Defaults on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated August 20, 1997 for the Due Period beginning on May 1, 1997 and ending on July 31, 1997,
          (ii) Servicer Report for the period beginning August 1, 1997 and ending on August 31, 1997 (iii) Servicer Report for the period beginning September 1, 1997 and ending on September 30, 1997.

          (99.2) Trust - 2

          Master Administrator Reports dated (i) August 20, 1997 for the Due Period beginning on July 1, 1997 and ending on July 31, 1997,
          (ii) September 22, 1997 for the Due period beginning on August 1, 1997 and ending on August 31, 1997, (iii) October 20, 1997 for the Due Period beginning on September 1, 1997 and ending on September 30, 1997.

          (99.3) Trust - 3

          Master Administrator Reports dated (i) August 20, 1997 for the Due Period beginning on July 1, 1997 and ending on July 31, 1997,
          (ii) September 22, 1997 for the Due Period beginning on August 1, 1997 and ending on August 31, 1997, (iii) October 20, 1997 for the Due Period beginning on September 1, 1997 and ending on September 30, 1997.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 1997.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


                            By:  NYLIFE Depositary Corporation
                                 General Partner

                                 By:  /s/ Kevin M. Micucci
                                      -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                                INDEX TO EXHIBITS

Exhibit No.                Description                                    Page #

99.1                       Master Administrator Reports                    8-31
                           for Trust - 1
                           Servicer Reports August,
                           September 1997
99.2                       Master Administrator Reports                   32-67
                           for Trust - 2
99.3                       Master Administrator Reports                   68-103
                           for Trust - 3