Form 10-K405
period 1997-12-31
AUTO FUNDING II L P
filed 1998-03-30
CIK 895656

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

                                          OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number _________________

                 NYLIFE SFD Holding Inc. as Master Administrator for
            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and NAFCO Auto Trust-3
                (Exact name of registrant as specified in its charter)

          Delaware                                              13-3475905
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization                            Identification No.)

51 Madison Avenue, New York, New York                              10010
---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (212) 576-6456

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]            No   [__]


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

Item 1.   Business

     As of December 31, 1997, NAFCO Auto Funding L.P. (The "Partnership") was the originator of three Auto Loan Trusts (the "Trusts") which had issued publicly registered securities. The Registrant for each of these trusts was, respectively, NAFCO Auto Trust-1, NAFCO Auto Trust-2 and NAFCO Auto Trust-3. NAFCO Auto Trust-1 was formed pursuant to an Amended and Restated Pooling and Servicing Agreement dated August 1, 1994. NAFCO Auto Trust-2 was formed pursuant to an Amended and Restated Pooling and Servicing Agreement dated June 1, 1995. NAFCO Auto Trust-3 was formed pursuant to Amended and Restated Pooling and Servicing Agreement dated October 1, 1995. On August 16, 1996, the partners of the Partnership sold their partnership interests in the Partnership. Following the sale, NYLIFE SFD Holding Inc. as the Master Administrator for each of the Trusts (in such capacity, the "Master Administrator"), assumed responsibility for filing all reports pursuant to the Securities and Exchange Act of 1934 and accordingly is filing this report on behalf of each of the trusts.

     The assets of each of the Trusts consists of consumer automobile loans and certain other rights and properties pertaining thereto, all as more fully described in the Registration Statements with respect to such Trusts. The Trusts do not engage in any business except as may be incidental to management of their assets.

     NYLIFE SFD Holding, Inc. (the "Master Administrator") continues: (1) to discuss certain aspects of the servicing of the Auto Loans with Electronic Data Systems Corporation, Inc., the servicer (the "Servicer"), in order to improve servicing functions; and (2) to assess whether an Event of Servicer Termination has occurred. In addition, the Trusts have received significant payments from the Insurance Companies resulting from the Master Administrator's resubmission of certain claims that in its view were, based on a review of the loan files, incorrectly denied. Separately, the Master Administrator is engaged in discussions with Triad Financial Corporation, Inc., the principal orginator of the loans, and with the Servicer concerning their respective roles at the outset of the program and whether certain loans in the Trust portfolios were properly underwritten and re-underwritten.

     Notwithstanding the foregoing, all payments required to have been made to date to the holders of the Investor Certificates have been paid on a timely basis in accordance with the Investor Certificates and the Pooling and Servicing Agreements. All capitalized terms used in this Report shall have the same respective meanings as in the Pooling and Servicing Agreements.


Item 2.        Properties

               None.

Item 3.        Legal Proceedings

               None.

Item 4.        Submission of Matters to a Vote of Securities Holders.

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

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplemental Data.

          Not Applicable.

Item 9.   Change in and Disagreements on Accounting and Financial
          Disclosure.

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


                                   NAFCO AUTO TRUST-1

                                   By:    NYLIFE SFD Holding Inc.

                                   By:    /s/ Kevin M. Micucci
                                          ------------------------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 30, 1998


                                   NAFCO AUTO TRUST-2

                                   By:    NYLIFE SFD Holding Inc.

                                   By:    /s/ Kevin M. Micucci
                                          ------------------------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 30, 1998


                                   NAFCO AUTO TRUST-3

                                   By:    NYLIFE SFD Holding Inc.

                                   By:    /s/ Kevin M. Micucci
                                          ------------------------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 30, 1998


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

Signature                            Title                          Date
---------                            -----                          ----

/s/ Kevin M. Micucci       President and Director of           March 30, 1998
--------------------       NYLIFE SFD Holding Inc.
Kevin M. Micucci

/s/ Jay S. Calhoun         Vice President and Treasurer of     March 30, 1998
------------------           NYLIFE SFD Holding Inc.
Jay S. Calhoun

/s/ Jefferson C. Boyce     Director of NYLIFE SFD              March 30, 1998
----------------------       Holding Inc.
Jefferson C. Boyce

/s/ Scott J. Drath         Vice President of Finance           March 30, 1998
------------------           and Controller and Director
Scott J. Drath               of NYLIFE SFD Holding Inc.

/s/ Jean E. Hoystadt       Vice President of Investment        March 30, 1998
--------------------         and Director of NYLIFE SFD
Jean E. Hoystadt             Holding Inc.

/s/ Richard W. Zuccaro     Vice President of NYLIFE SFD        March 30, 1998
----------------------       Holding Inc.
Richard W. Zuccaro

                                  INDEX TO EXHIBITS

Exhibit No.                          Description

99.1           Trust - 1
               Master Administrator Report dated November 20, 1997 for the Due Period beginning August 1, 1997 and ending October 31, 1997; (ii) Servicer Report for the period beginning November 1, 1997 through November 30, 1997; (iii) Servicer Report for the period beginning December 1, 1997 through December 31, 1997.

99.2           Trust - 2
               Master Administrator Report dated November 20, 1997 for the Due Period beginning October 1, 1997 and ending October 31, 1997;
               (ii) Master Administrator Report dated December 22, 1997 for the Due Period beginning November 1, 1997 through November 30, 1997;
               (iii) Master Administrator Report dated January 20, 1998 for the Due Period beginning December 1, 1997 through December 31, 1997.

99.3           Trust - 3
               Master Administrator Report dated November 20, 1997 for the Due Period beginning October 1, 1997 and ending October 31, 1997;
               (ii) Master Administrator Report dated December 22, 1997 for the Due Period beginning November 1, 1997 through November 30, 1997;
               (iii) Master Administrator Report dated January 20, 1998 for the Due Period beginning December 1, 1997 through December 31, 1997.