Form 10-Q
period 1998-03-31
AUTO FUNDING II L P
filed 1998-05-07
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

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

None.

Item 3.   Defaults on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated February 20, 1998 for the Due Period beginning on November 1, 1997 and ending on January 31, 1998,
          (ii) Servicer Report for the period beginning February 1, 1998 and ending on February 28, 1998, (iii) Servicer Report for the period beginning March 1, 1998 and ending on March 31, 1998.

          (99.2) Trust - 2

          Master Administrator Reports dated (i) February 20, 1998 for the
          Due Period beginning on January 1, 1998 and ending on January 31, 1998, (ii) March 20, 1998 for the Due period beginning on February 1, 1998 and ending on February 28, 1998, (iii) April 20, 1998 for the Due Period beginning on March 1, 1998 and ending on March 31, 1998.

          (99.3) Trust - 3

          Master Administrator Reports dated (i) February 20, 1998 for the
          Due Period beginning on January 1, 1998 and ending on January 31, 1998, (ii) March 20, 1998 for the Due Period beginning on February 1, 1998 and ending on February 28, 1998, (iii) April 20, 1998 for the Due Period beginning on March 1, 1998 and ending on March 31, 1998.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 1998.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


                            By:  NYLIFE Depositary Corporation
                                 General Partner

                                 By:  /s/ Kevin M. Micucci
                                      -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                                INDEX TO EXHIBITS

Exhibit No.                Description                                    Page #

99.1                       Master Administrator Reports                    8-31
                           for Trust - 1
                           Servicer Reports February, March 1998
99.2                       Master Administrator Reports                   32-67
                           for Trust - 2
99.3                       Master Administrator Reports                   68-103
                           for Trust - 3