Form 10-Q
period 1998-06-30
AUTO FUNDING II L P
filed 1998-08-05
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

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

None.

Item 3.   Defaults on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

A "NOTICE OF PURCHASE OF AUTO LOANS BY THE MASTER ADMINISTRATOR AND FINAL PAYMENT TO THE INVESTOR CERTIFICATEHOLDERS OF 8.45% CERTIFICATES OF NAFCO AUTO TRUST-1" dated August 5, 1998 has been issued by the Trustee, Bankers Trust Company. Such notice states that pursuant to Section 11.01(b) of that certain Amended and Restated Pooling and Servicing Agreement dated as of August 1, 1994 among NAFCO Auto Funding, L.P. (now known as Auto Funding II, L.P.), as Seller, NAFCO Inc. (now known as NYLIFE SFD Holding, Inc.), as Master Administrator, Electronic Data Systems Corporation, as Servicer, and Bankers Trust Company, as Trustee, that the Master Administrator will purchase all Auto Loans from NAFCO Auto Trust-1 (the "Trust") as of July 31, 1998 (the "Purchase Date").

The Master Administrator will deposit the aggregate Principal Balance of all outstanding Auto Loans and all accrued interest through the Purchase Date into the Trust Collection Account. On August 20, 1998, the Distribution Date immediately following the Purchase Date, the Trustee will distribute such amounts in payment of the principal and accrued interest on the Investor Certificates to the Investor Certificateholders. The distribution to Investor Certificateholders on August 20, 1998 constitutes the final payment of monies due and owing to Investor Certificateholders pursuant to the Trust.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated May 20, 1998 for the Due Period beginning on February 1, 1998 and ending on April 30, 1998, (ii) Servicer Report for the period beginning May 1, 1998 and ending on May 31, 1998, (iii) Servicer Report for the period beginning June 1, 1998 and ending on June 30, 1998.

          (99.2) Trust - 2

          Master Administrator Reports dated (i) May 20, 1998 for the
          Due Period beginning on April 1, 1998 and ending on April 30, 1998, (ii) June 22, 1998 for the Due period beginning on May 1, 1998 and ending on May 31, 1998, (iii) July 20, 1998 for the Due Period beginning on June 1, 1998 and ending on June 30, 1998.

          (99.3) Trust - 3

          Master Administrator Reports dated (i) May 20, 1998 for the
          Due Period beginning on April 1, 1998 and ending on April 30, 1998, (ii) June 22, 1998 for the Due Period beginning on May 1, 1998 and ending on May 31, 1998, (iii) July 20, 1998 for the
          Due Period beginning on June 1, 1998 and ending on June 30, 1998.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 1998.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


                            By:  NYLIFE Depositary Corporation
                                 General Partner

                                 By:  /s/ Kevin M. Micucci
                                      -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                                INDEX TO EXHIBITS

Exhibit No.                Description                                    Page #

99.1                       Master Administrator Reports                    8-31
                           for Trust - 1
                           Servicer Reports May, June 1998
99.2                       Master Administrator Reports                   32-67
                           for Trust - 2
99.3                       Master Administrator Reports                   68-103
                           for Trust - 3