Form 10-Q
period 1998-09-30
AUTO FUNDING II L P
filed 1998-11-06
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

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

On August 20, 1998, the Master Administrator deposited the aggregate Principal Balance of all outstanding Auto Loans and all accrued interest through the Purchase Date into the Trust Collection Account. On such date, the Distribution Date immediately following the Purchase Date, the Trustee distributed such amounts in payment of the principal and accrued interest on the Investor Certificates to the Investor Certificateholders. The distribution to Investor Certificateholders on August 20, 1998 constituted the final payment of monies due and owing to Investor Certificateholders pursuant to the Trust.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.1) Trust - 1

          Master Administrator Report dated August 20, 1998 for the Due Period beginning on May 1, 1998 and ending on July 31, 1998.

          (99.2) Trust - 2

          Master Administrator Reports dated (i) August 20, 1998 for the Due Period beginning on July 1, 1998 and ending on July 31, 1998, (ii) September 21, 1998 for the Due period beginning on August 1, 1998 and ending on August 31, 1998, (iii) October 20, 1998 for the Due Period beginning on September 1, 1998 and ending on September 30, 1998.

          (99.3) Trust - 3

          Master Administrator Reports dated (i) August 20, 1998 for the Due Period beginning on July 1, 1998 and ending on July 31, 1998, (ii) September 21, 1998 for the Due Period beginning on August 1, 1998 and ending on August 31, 1998, (iii) October 20, 1998 for the Due Period beginning on September 1, 1998 and ending on September 30, 1998.

(b)       Reports on Form 8-K

          The Compnay filed a report on Form 8-K dated August 31, 1998, which is incorporated by reference. The contents of the report are as follows:

          Pursuant to a Consent and Settlement Agreement dated as of August 31, 1998, among NYLIFE SFD Holding Inc. ("SFD Holding"), NYLIFE Depositary Corporation ("Depositary"), Electronic Data Systems Corporation ("EDS") and Bankers Trust Company (the "Trustee"), EDS resigned as Servicer of the NAFCO Auto Trust securitization program effective August 31, 1998. Concurrently, American Lenders Facilities, Inc. ("ALFI") was appointed Successor Servicer of the program effective August 31, 1998.

          The Trustee and Duff & Phelps Credit Rating Co., the rating agency for the trusts, consented to the appointment. As a routine consequence of the change in program servicers, Duff & Phelps has placed the NAFCO Auto Trust securities on the precautionary status of "Rating Watch-Down." Duff & Phelps has informed SFD Holding that the appointment of ALFI as Successor Servicer, in and of itself, will not result in the downgrade or withdrawal of the current outstanding rating of the NAFCO Auto Trust securities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 1998.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-1, NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


                            By:  NYLIFE Depositary Corporation
                                 General Partner

                                 By:  /s/ Kevin M. Micucci
                                      -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                                INDEX TO EXHIBITS

Exhibit No.                Description                                    Page #

99.1                       Master Administrator Reports                    8-31
                           for Trust - 1
99.2                       Master Administrator Reports                   32-67
                           for Trust - 2
99.3                       Master Administrator Reports                   68-103
                           for Trust - 3