Form 10-K405
period 1998-12-31
AUTO FUNDING II L P
filed 1999-03-25
CIK 895656

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1998

                                          OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         Yes  /X/            No   /__/


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

Item 1.   Business

     As of December 31, 1998, NAFCO Auto Funding L.P. (The "Partnership") was the originator of three Auto Loan Trusts (the "Trusts") which had issued publicly registered securities. The Registrant for each of these trusts was, respectively, NAFCO Auto Trust-1, NAFCO Auto Trust-2 and NAFCO Auto Trust-3. NAFCO Auto Trust-1 was formed pursuant to an Amended and Restated Pooling and Servicing Agreement dated August 1, 1994. NAFCO Auto Trust-2 was formed pursuant to an Amended and Restated Pooling and Servicing Agreement dated June 1, 1995. NAFCO Auto Trust-3 was formed pursuant to Amended and Restated Pooling and Servicing Agreement dated October 1, 1995. On August 16, 1996, the partners of the Partnership sold their partnership interests in the Partnership. Following the sale, NYLIFE SFD Holding Inc. as the Master Administrator for each of the Trusts (in such capacity, the "Master Administrator"), assumed responsibility for filing all reports pursuant to the Securities and Exchange Act of 1934 and accordingly is filing this report on behalf of each of the trusts.

     The assets of each of the Trusts consists of consumer automobile loans and certain other rights and properties pertaining thereto, all as more fully described in the Registration Statements with respect to such Trusts. The Trusts do not engage in any business except as may be incidental to management of their assets.

     A "NOTICE OF PURCHASE OF AUTO LOANS BY THE MASTER ADMINISTRATOR AND FINAL PAYMENT TO THE INVESTOR CERTIFICATEHOLDERS OF 8.45% CERTIFICATES OF NAFCO AUTO TRUST-1* dated August 5, 1998 has been issued by the Trustee, Bankers Trust Company. Such notice states that pursuant to Section 11.01(b) of that certain Amended and Restated Pooling and Servicing Agreement dated as of August 1, 1994 among NAFCO Auto Funding, L.P. (now known as Auto Funding II, L.P.), as Seller, NAFCO Inc. (now known as NYLIFE SFD Holding, Inc.), as Master Administrator, Electronic Data Systems Corporation, as Servicer, and Bankers Trust Company, as Trustee, that the Master Administrator will purchase all Auto Loans from NAFCO Auto Trust-1 (the "Trust") as of July 31, 1998 (the "Purchase Date").

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

     Pursuant to a Consent and Settlement Agreement dated as of August 31, 1998 among the Master Administrator, NYLIFE Depository Corporation, Electronic Data Systems Corporation (EDS) and the trustee, Bankers Trust Company, EDS resigned as servicer of the Trusts effective August 31, 1998. Concurrently, American Lenders Facilities, Inc. ("ALFI") was appointed Successor Servicer of the program effective August 31, 1998.

     In February 1999, a "NOTICE OF PURCHASE OF AUTO LOANS BY THE MASTER ADMINISTRATOR AND FINAL PAYMENT TO THE INVESTOR CERTIFICATEHOLDERS OF 7% CERTIFICATES OF NAFCO AUTO TRUST-2" was issued by the Trustee, Bankers Trust Company. Such notice states that pursuant to Section 11.01(b) of that certain Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1995 among NAFCO Auto Funding, L.P. (now known as Auto Funding II, L.P.), as Seller, NAFCO Inc. (now known as NYLIFE SFD Holding, Inc.), as Master Administrator, American Lenders Facilities, Inc., as Successor Servicer, and Bankers Trust Company, as Trustee, that the Master Administrator will purchase all Auto Loans from NAFCO Auto Trust-2 (the "Trust") as of
January 31, 1999 (the "Purchase Date"). All Capitalized terms used in this Report shall have the same respective meanings as in the Pooling and Servicing Agreements.

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


                                   NAFCO AUTO TRUST-1

                                   By:    NYLIFE SFD Holding Inc.

                                   By:    /s/ Kevin M. Micucci
                                          ------------------------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 25, 1999


                                   NAFCO AUTO TRUST-2

                                   By:    NYLIFE SFD Holding Inc.

                                   By:    /s/ Kevin M. Micucci
                                          ------------------------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 25, 1999


                                   NAFCO AUTO TRUST-3

                                   By:    NYLIFE SFD Holding Inc.

                                   By:    /s/ Kevin M. Micucci
                                          ------------------------------------
                                   Name:  Kevin M. Micucci
                                   Title: President and Director of
                                          NYLIFE SFD Holding Inc.
                                   Date:  March 25, 1999


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

Signature                            Title                          Date
---------                            -----                          ----

/s/ Kevin M. Micucci       President and Director of            March 25, 1999
--------------------       NYLIFE SFD Holding Inc.
Kevin M. Micucci

/s/ Jay S. Calhoun         Vice President and Treasurer of      March 25, 1999
------------------           NYLIFE SFD Holding Inc.
Jay S. Calhoun

/s/ Jefferson C. Boyce     Director of NYLIFE SFD               March 25, 1999
----------------------       Holding Inc.
Jefferson C. Boyce

/s/ Scott J. Drath         Vice President of Finance            March 25, 1999
------------------           and Controller and Director
Scott J. Drath               of NYLIFE SFD Holding Inc.

/s/ Jean E. Hoystadt       Vice President of Investment         March 25, 1999
--------------------         and Director of NYLIFE SFD
Jean E. Hoystadt             Holding Inc.

/s/ Richard W. Zuccaro     Vice President of NYLIFE SFD         March 25, 1999
----------------------       Holding Inc.
Richard W. Zuccaro

                                  INDEX TO EXHIBITS

Exhibit No.                          Description

99.2           Trust - 2
               Master Administrator Report dated November 20, 1998 for the Due Period beginning October 1, 1998 and ending October 31, 1998;
               (ii) Master Administrator Report dated December 21, 1998 for the Due Period beginning November 1, 1998 through November 30, 1998;
               (iii) Master Administrator Report dated January 20, 1999 for the Due Period beginning December 1, 1998 through December 31, 1998.

99.3           Trust - 3
               Master Administrator Report dated November 20, 1998 for the Due Period beginning October 1, 1998 and ending October 31, 1998;
               (ii) Master Administrator Report dated December 21, 1998 for the Due Period beginning November 1, 1998 through November 30, 1998;
               (iii) Master Administrator Report dated January 20, 1999 for the Due Period beginning December 1, 1998 through December 31, 1998.