Form 10-Q
period 1999-03-31
AUTO FUNDING II L P
filed 1999-05-11
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from

     Commission file number
                            ---------------------
               NYLIFE SFD Holding Inc. as Master Administrator For
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

None.

Item 3.   Defaults on Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

A "NOTICE OF PURCHASE OF AUTO LOANS BY THE MASTER ADMINISTRATOR AND FINAL PAYMENT TO THE INVESTOR CERTIFICATEHOLDERS OF 7% CERTIFICATES OF NAFCO AUTO TRUST-2" dated January 19, 1999 has been issued by the Trustee, Bankers
Trust Company. Such notice states that pursuant to Section 11.01(b) of that certain Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1995 among NAFCO Auto Funding, L.P. (now known as Auto Funding II, L.P.), as Seller, NAFCO Inc. (now known as NYLIFE SFD Holding, Inc.), as Master Administrator, American Lenders Facilities, Inc. ("ALFI") as Successor Servicer, and Bankers Trust Company, as Trustee, that the Master Administrator will purchase all Auto Loans from NAFCO Auto Trust-2 (the "Trust") as of January 31, 1999 (the "Purchase Date").

On February 22, 1999, the Master Administrator deposited the aggregate Principal Balance of all outstanding Auto Loans and all accrued interest through the Purchase Date into the Trust Collection Account. On such date, the Distribution Date immediately following the Purchase Date, the Trustee distributed such amounts in payment of the principal and accrued interest on the NAFCO Auto Trust-2 Investor Certificates to the Investor Certificateholders. The distribution to Investor Certificateholders on February 22, 1999 constituted the final payment of monies due and owing to Investor Certificateholders pursuant to the Trust.

A "NOTICE OF PURCHASE OF AUTO LOANS BY THE MASTER ADMINISTRATOR AND FINAL PAYMENT TO THE INVESTOR CERTIFICATEHOLDERS OF 6.5% CERTIFICATES OF NAFCO AUTO TRUST-3" dated April 16, 1999 has been issued by the Trustee, Bankers Trust Company. Such notice states that pursuant to Section 11.01 (b) of that certain Amended and Restated Pooling and Servicing Agreement dated as of October 1, 1995, among NAFCO Auto Funding, L.P. (now known as Auto Funding II, L.P.), as Seller, NAFCO Inc. (now known as NYLIFE SFD Holding, Inc.), as Master Administrator. American Lenders Facilities, Inc. ("ALFI"), as Successor Servicer, and Bankers Trust Company, as Trustee, that the Master Administrator will purchase all Auto Loans from NAFCO Auto Trust-3 (the "Trust") as of April 30, 1999 (the "Purchase Date").

In April 1999, ALFI notified the Master Administrator that it has elected to discontinue servicing sub-prime automobile receivables. While ALFI has informed the Master Administrator that it intends to honor all of its servicing commitments, the Master Administrator is working with ALFI to determine an appropriate course of action with regard to the future servicing of the Auto Loans in the Trusts.

Notwithstanding the foregoing, all payments required to have been made to date to the holders of the Investor Certificates have been paid on a timely basis in accordance with the Investor Certificates and the Pooling and Servicing Agreements. All capitalized terms used in this Report shall have the same respective meanings as in the Pooling and Servicing Agreements.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.2) Trust - 2

          Master Administrator Reports dated (i) February 22, 1999 for the Due Period beginning on January 1, 1999 and ending on January 31, 1999.

          (99.3) Trust - 3

          Master Administrator Reports dated (i) February 22, 1999 for the Due Period beginning on January 1, 1999 and ending on January 31, 1999,
          (ii) March 22, 1999 for the Due Period beginning on February 1, 1999 and ending on February 28, 1999, (iii) April 20, 1999 for the Due Period beginning on March 1, 1999 and ending on March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 1999.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-2, and
                            NAFCO Auto Trust-3


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