Form 10-Q
period 1999-06-30
AUTO FUNDING II L P
filed 1999-07-28
CIK 895656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from

     Commission file number
                            ---------------------
               NYLIFE SFD Holding Inc. as Master Administrator For
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

On April 30, 1999, the Master Administrator deposited the aggregate Principal Balance of all outstanding Auto Loans and all accrued interest through the Purchase Date into the Trust Collection Account. On May 20, 1999, the Distribution Date immediately following the Purchase Date, The Trustee distributed such amounts in payment of the principal and accrued interest on the NAFCO Auto Trust-3 Investor Certificates to the Investor Certificateholders. The distribution to Investor Certificateholders on May 20, 1999 constituted the final payment of monies due and owing to Investor Certificateholders pursuant to the Trust.

This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K;

          (99)   Additional Exhibits

          (99.2) Trust-3

          Master Administrator Report dated (i) May 20, 1999 for the Due Period beginning on April 1, 1999 and ending on April 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 1999.



                            NYLIFE SFD Holding Inc., on behalf of
                            NAFCO Auto Trust-3


                            By:  NYLIFE Depositary Corporation
                                 General Partner

                                 By:  /s/ Kevin M. Micucci
                                      -----------------------------------
                                            Kevin M. Micucci
                                             Principal Executive Officer

                                   By:  /s/ Scott J. Drath
                                        -----------------------------------
                                            Scott J. Drath
                                             VP and Controller of the
                                             General Partner

                                INDEX TO EXHIBITS

Exhibit No.                Description                                    Page #

99.2                       Master Administrator Reports                    1-13
                           for Trust-3